Form 10-K
period 2003-12-31
CAPITAL AUTO RECEIVABLES ASSET TRUST 2003-2; CAPITAL AUTO RECEIVABLES INC
filed 2004-03-30
CIK 1284648, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ________________.

Commission file number: 333-105077

Capital Auto Receivables, Inc.
Capital Auto Receivables Asset Trust 2003-2
(Exact name of registrant as specified in its charter)

DELAWARE	38-3082892 43-6898585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o General Motors Acceptance Corporation
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities required to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Documents incorporated by reference. None

Part I

Item 1. Business

Capital Auto Receivables Asset Trust 2003-2 (the “Trust”) was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, as Owner Trustee. The Trust has issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to an Indenture between the Trust and JPMorgan Chase Bank formerly known as Bank One, National Association, as Indenture Trustee and together with the Owner Trustee, (the “Trustees”). The Trust has also issued Asset-Backed Certificates (the “Certificates”). For further information, refer to the Prospectus Supplement dated June 3, 2003.

Item 2. Property
 The property currently held by the Trust includes a pool of retail instalment sales contracts secured by new automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and interest rate swaps.

Item 3. Legal Proceedings

There are no material legal proceedings involving the Trust, the Seller or General Motors Acceptance Corporation (“GMAC” or the “Servicer”) which relate to the Trust or its property pending as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders or Certificateholders were solicited for any purpose during the year ended.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2003, the holders of the Asset-Backed Notes and Asset-Backed Certificates issued by the Trust totaled:

Class A-1 Note	1
Class A-2a Note	12
Class A-2b Note	9
Class A-3a Note	29
Class A-3b Note	18
Class A-4a Note	21
Class A-4b Note	6
Class B Certificate	3

To the best knowledge of the Registrant, there is no established public trading market for the Notes or Certificates.

Item 6. Selected Financial Data
 Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trust was formed pursuant to a Trust Agreement between the Seller and Deutsche Bank Trust Company Delaware, as Owner Trustee. The Trust issued the Asset-Backed Notes and Certificates described in the following table. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust.

		Retail
		Finance
	Date of Trust	Receivables
	Sale and Servicing	Aggregate	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates
		(millions)	(millions)		(millions)

Capital	June 11, 2003	$3,340	Class A-1	$755	$90
Auto			(Private Placement)
Receivables			Class A-2a	230
Asset Trust			Class A-2b	342
2003-2			Class A-3a	450
			Class A-3b	636
			Class A-4a	250
			Class A-4b	256

GMAC, the originator of the retail receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
 Not Applicable

Item 8. Financial Statements and Supplementary Data
 Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
 Not Applicable

Part III

Item 10. Directors and Executive Officers of the Registrant
 Not Applicable

Item 11. Executive Compensation
 Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
 Not Applicable

Item 13. Certain Relationships and Related Transactions
 None

Item 14. Principal Accountant Fees and Services
 None

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statements Schedules — Not Applicable.

(3)	Exhibits

•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

•	Officer’s Certificate of Compliance pursuant to Section 4.1 of the Trust Sale and Servicing Agreement.

•	Copy of Independent Accountants’ Report dated March 1, 2004.

(b)	Reports on Form 8-K filed during fiscal year:

•	Current reports on Form 8-K dated June 4, 2003 and June 11, 2003 reporting matters under Items 5 and 7 and on June 24, 2003 reporting matters under Item 7 were filed by Capital Auto Receivables Asset Trust 2003-2.

•	The Monthly Statement to Noteholders and Certificateholders on Form 8-K reporting matters under Items 5 and 7 dated, July 29, 2003, August 22, 2003, September 19, 2003, October 24, 2003, November 26, 2003, December 16, 2003 and January 23, 2004 were filed by Capital Auto Receivables Asset Trust 2003-2.

All of the above referenced current reports and Monthly Statements to Noteholders and Certificateholders on Form 8-K were filed under Capital Auto Receivable, Inc.’s CIK number of 893958 on behalf of Capital Auto Receivables Asset Trust 2003-2.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2003-2

by: General Motors Acceptance Corporation (Administrator, not in its individual capacity but solely as Administrator on behalf of the Trust.)
Date: March 30, 2004	/s/ Jerome B. Van Orman, Jr.
(Jerome B. Van Orman, Jr., Vice President — Finance and Chief Financial Officer of GMAC North American Operations)

Index of Exhibits

Exhibit	Description	Method of Filing
31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith.

99.1	Aggregate Annual Servicing Report For Capital Auto Receivables Asset Trust 2003-2	Filed herewith.

99.2	Capital Auto Receivables Asset Trust 2003-2 Annual Statement as to Compliance	Filed herewith

99.3	Independent Accountants’ Report dated March 1, 2004	Filed herewith.